Form 10-K
period 1999-03-31
HONDA AUTO RECEIVABLES 1997-B GRANTOR TRUST
filed 1999-06-17
CIK 1044714

                                   UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended March 31, 1999
                                           OR


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

Item 1.Business

       The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 1997-B
       Grantor Trust as of  March 31, 1999 :

1. Delinquent Contracts:                            ($000's)
                                   Contracts         Amount

       a. 30 - 59 Days Delinquent       477           $4,290

       b. 60 - 89 Days Delinquent        69             $634

       c. 90 Days or More Delinquen      24             $261

2. Delinquent Ratio:                                ($000's)

       a. Delinquent Balances                         $5,185

       b. Total Pool Balance                        $386,314

       c. Delinquency Ratio                             1.34%

3. Aggregate Net Losses:                            ($000's)

       a. Cumulative Net Losses                       $5,096

       b. Original Portfolio                        $904,410

       c. Aggregate Loss Ratio                          0.56%

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


Item 6.Selected Financial Data
           N/A

Item 7.Management's Discussion and Analysis of
       Financial Condition and Results of Operations
           N/A

Item 8.Financial Statements and Supplementary Data
           N/A

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
           N/A

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

(b) Reports

                     Reports                Date
       Form 10QThe 1st Qtr. of 1998         (Aug.15, 1998)

               The 2nd Qtr. of 1998         (Nov.15, 1998)

               The 3rd Qtr. of 1998         (Feb.15, 1998)

       Form 8K The month of Jan. 1999       (Feb.15, 1999)

               The month of Feb. 1999       (Mar.15, 1999)

               The month of Mar. 1999       (Apr.15, 1999)

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
