Form 10-Q
period 1999-09-30
HONDA AUTO RECEIVABLES 1997-B GRANTOR TRUST
filed 1999-11-15
CIK 1044714

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q


        [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the quarterly period ended
           September 30, 1999
                                or

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


Item 6 (c). Exhibits and Reports on Form 8-K

        (a) Exhibit 99
              Servicer's Certificate for
              The Second Quarter of 2000


        (b) Reports on Form 8K

                 Reports                 Date

              The month of Jul. 1999  (Aug.15, 1999)

              The month of Aug. 1999  (Sep.15, 1999)

              The month of Sep. 1999  (Oct.15, 1999)

SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Honda Auto Receivables 1997-B Grantor Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)


By:
/s/ John Weisickle
John Weisickle, Vice President/ Finance